Form 10-K/A
period 1999-12-31
SOLOMON BROS MORT SECS VII INC MORT PAS THR CERTS SRS 1999-3
filed 2001-04-19
CIK 1086445

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-72647-04

   Salomon Brothers Mortgage Securities VII, Inc.
   Mortgage  Pass-Through  Certificates Series 1999-3 Trust
   (Exact name of registrant as specified in its charter)



New York                        52-2175479   52-2175482
                                52-2175480
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)


c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of Salomon Brothers Mortgage Securities VII, Inc. Mortgage Pass-Through Certificates Series, 1999-3 Trust established pursuant to the Pooling and Servicing Agreement among Salomon Brothers Mortgage Securities VII, Inc. as Depositor, and Ameriquest Mortgage Company, Long Beach Mortgage Company, New Century Mortgage Corporation, and Ocwen Federal Bank FSB as Master Servicers, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which the Salomon Brothers Mortgage Securities VII, Inc. Mortgage Pass-Through Certificates Series 1999-3 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                     a)   AMERIQUEST MTG <F1>
                     b)   NEW CENTURY <F1>
                     c)   OCWEN FEDERAL BANK FSB <F1>


             (99.2)  Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                     a)   AMERIQUEST MTG <F1>
                     b)   NEW CENTURY <F1>
                     c)   OCWEN FEDERAL BANK FSB <F1>



              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                     a)   AMERIQUEST MTG <F1>
                     b)   NEW CENTURY <F1>
                     c)   OCWEN FEDERAL BANK FSB <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificates Holders. <F2>


           (b) On October 8, 1999, November 4, 1999, and December 7, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 Salomon Brothers Mortgage Securities VII, Inc.
 Mortgage Pass-Through Certificates, Series  1999-3 Trust


Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Sherri Sharps, Vice president
By:  /s/  Sherri Sharps, Vice president

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                     a)   AMERIQUEST MTG <F1>
                     b)   NEW CENTURY <F1>
                     c)   OCWEN FEDERAL BANK FSB <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                     a)   AMERIQUEST MTG <F1>
                     b)   NEW CENTURY <F1>
                     c)   OCWEN FEDERAL BANK FSB <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   AMERIQUEST MTG <F1>
                     b)   NEW CENTURY <F1>
                     c)   OCWEN FEDERAL BANK FSB <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.